Form 10-Q
period 2009-12-31
NewTech Enterprise Management, Inc.
filed 2010-02-02
CIK 1472486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number:  0-53796

NEWTECH ENTERPRISE MANAGEMENT, INC.
 (Name of Registrant as specified in its charter)

Delaware	98-0632454
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Room 901, No. 7 Lane 388 East Xinjian Road
                                      Shanghai, China
 (Address of principal executive office)

(86) 21 54133166
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  3,050,000 shares of common stock are issued and outstanding as of January 29, 2009

NEWTECH ENTERPRISE MANAGEMENT, INC.
FORM 10-Q
December 31, 2009

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance sheets as of December 31, 2009 (unaudited) and June 30, 2009	2

	Statements of operations for the three and six months ended December 31, 2009, and the period from April 28, 2009 (inception) to December 31, 2009 (unaudited)	3

	Statements of cash flows for the six months ended December 31, 2009 and the period from April 28, 2009 (inception) to December 31, 2009 (unaudited)	4

	Notes to Financial Statements.	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4	Controls and Procedures.	9
PART II - OTHER INFORMATION
Item 6.	Exhibits.	9

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form 10, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	June 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,786	$-

Total current assets	29,786	-

Total assets	$29,786	$-

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$35,687	$2,600
Due to shareholder	50,000	-

Total current liabilities	85,687	2,600

Total liabilities	85,687	2,600

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized;
3,050,000 shares issued and outstanding at December 31, 2009	3,050	-
Additional paid in capital	530	-
Deficit accumulated during development stage	(59,481)	(2,600)

Total stockholders’ equity (deficit)	(55,901)	(2,600)

Total liabilities and stockholders’ equity (deficit)	$29,786	$-

The accompanying notes are an integral part of these financial statements.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months	For the Six Months	Cumulative Since
	Ended	Ended	Inception at
	December 31, 2009	December 31, 2009	April 28, 2009

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	12,397	56,881	59,481
Total operating expenses	12,397	56,881	59,481

Loss from operations	(12,397)	(56,881)	(59,481)

Net loss	$(12,397)	$(56,881)	$(59,481)

Earnings (loss) per share
Basic and diluted	$(0.00)	$(0.03)

Weighted average number of common
shares outstanding
Basic and diluted	3,050,000	1,998,370

The accompanying notes are an integral part of these financial statements.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months	Cumulative Since
	Ended	Inception at
	December 31, 2009	April 28, 2009

Cash flows from operating activities:
Net loss	$(56,881)	$(59,481)
Adjustment to reconcile net loss to net cash
used in operating activities:
Share-based payments	2,776	2,776
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	33,087	35,687
Total adjustments	35,863	38,463

Net cash used in operating activities	(21,018)	(21,018)

Cash flows from financing activities:
Proceeds from shareholder loan	50,000	50,000
Proceeds from stock issuance	804	804

Net cash provided by financing activities	50,804	50,804

Net increase in cash and cash equivalents	29,786	29,786

Cash and cash equivalents – beginning	-	-

Cash and cash equivalents – ending	$29,786	$29,786

The accompanying notes are an integral part of these financial statements.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 1 – Organization and nature of Business

NewTech Enterprise Management, Inc. (the “Company”) was incorporated in the State of Delaware on April 28, 2009, with an authorized capital of 10,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.001, for the purpose of seeking investment opportunities in the People’s Republic of China (‘PRC”). The Company has selected June 30 as its fiscal year end.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the period from April 28, 2009 (inception) through June 30, 2009, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the period from April 28, 2009 (inception) through June 30, 2009.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements. The Company evaluated all events and transactions that occurred after December 31, 2009 up through January 28, 2010. During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 (ASC Topic 810-10) on our financial statements.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009. The Company’s implementation of this guidance effective July 1, 2009 did not have a material effect on the Company’s financial statements.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99”  which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98,  Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value” , which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset or (b) the quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its financial position, results of operations or cash flows.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent),” which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our financial statements.

Note 3 –   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs.  If the Company is unable to generate revenue or obtain financing, or if the revenue generated or financing obtained is insufficient to cover operating costs it incurs, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 –   Due to Officer/Shareholder

The chief executive officer of the Company, from time to time, has provided advances to the Company for working capital. At December 31, 2009 and June 30, 2009, the Company has balances of $50,000 and $0 due to the chief executive officer, who is also the principal stockholder. These advances are short-term in nature and non-interest bearing.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
(Unaudited)

Note 5 –   Stockholders’ Equity

On September 1, 2009, the Company issued 2,878,000 shares of its common stock to chief executive officer for approximately $102. The shares were recorded at fair value on date of grant at $0.001 per share. Hence, the value of such stock in excess of the purchase price, approximately $2,776 is deemed to be compensation to the chief executive officer.

On September 1, 2009, the Company also issued 61,000 shares of its common stock to each of two investors for approximately $102 and $100.

On September 21, 2009, the Company issued 50,000 shares of its common stock to a group of inventors for a total of $500 pursuant to stock purchase agreements.

Note 6 –   Earnings (Loss) Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share are computed by dividing income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing income (loss) by the weighted average number of shares outstanding plus the dilutive effect of potential securities.  The Company had no dilutive securities outstanding for the three or six months ended December 31, 2009.

	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009

Net loss	$(12,397)	$(56,881)

Weighted average common shares	3,050,000	1,998,370
(denominator for basic loss per share)

Effect of dilutive securities:	--	--

Weighted average common shares	3,050,000	1,998,370
(denominator for diluted loss per share)

Basic loss per share	$(0.00)	$(0.03)
Diluted loss per share	$(0.00)	$(0.03)

Note 7 –   Income Taxes

Provision for income taxes was not made for the six months ended December 31, 2009 as the Company is a development stage enterprise and has incurred accumulated losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a development stage company that was organized on April 28, 2009, and have not engaged in any operations through December 31, 2009.  Our activities consisted of general and administrative expenses of $56,881 for the six months ended December 31, 2009 and $59,481 from inception (April 28, 2009) to December 31, 2009.  Our chief executive officer, who is also our sole director, advanced us $50,000.

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  Our expenses for the next twelve months will consist primarily of filing of reports pursuant to the Securities Exchange Act and costs related to negotiating and consummating an acquisition.  We anticipate that our financial needs will be provided by loans from our sole officer and director, which would be paid upon completion of an acquisition.

For the three and six months ended December 31, 2009, we sustained a loss of $12,396 and $56,881, respectively, and for the period from inception (April 28, 2009) to December 31, 2009, we sustained a cumulative loss of $59,481, reflecting, in each case, our organizational, operational and related expenses.  As a result, our stockholders’ deficiency at December 31, 2009 was $55,900.

We were organized to make one or more acquisitions in the mining equipment business in China.  Accordingly, any business in which we engage will be the businesses of the companies that we acquire.  We will require financing both to pay all or substantially all of the cash portion of the purchase price and to provide working capital for our operations following the completion of the acquisition. The failure to obtain the necessary financing would impair our ability to make any acquisitions.  As of the date of this report, we have no commitments with respect to any financing, and we cannot assure that we will be able to obtain required financing or to make any acquisition.

None of our employees or our director has had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.   Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We cannot determine our financial requirements for the next twelve months.  Prior to completing an acquisition, our principal expenses for our normal operations are not significant, since our sole officer does not receive any compensation for her services.  We estimate that our ongoing expenses for rent and SEC filing obligations will be approximately $50,000, which will be advanced by our chief executive officer and will be reimbursed to him upon completion of an acquisition.  If we engage in any negotiations with respect to an acquisition, our principal expenses will be legal, accounting and due diligence expenses relating to the potential acquisition, and we cannot estimate those expenses at this time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

I tem 4.  Controls and Procedures

Our management, consisting of ZHU Mingzi, our chief executive and financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2009.

We are a development stage company, organized for the purpose of acquiring an operating company.  As a result, we have limited financial transaction, since we do not generate revenue and we have no inventory or receivables. However, our sole officer and director is responsible for performing all financing functions, with no division of responsibility.  Because we do not generate any transactions and substantially all funds received by us have been provided by our sole officer and director, we believe that our internal controls over financial reporting are effective for the current stage of our business.

There were no changes in our internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 6. Exhibits

31.1      Rule 13a-14(a)/15d-14(a) certification of Chief Executive and Financial Officer
32.1      Section 1350 certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTECH ENTERPRISE MANAGEMENT, INC.

Date: February 2, 2010	By:	/s/ ZHU Mingzi
ZHU Mingzi
Chief Executive Officer and Chief Financial Officer