Form 10-Q
period 2010-03-31
NewTech Enterprise Management, Inc.
filed 2010-05-14
CIK 1472486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
                                      Shanghai, China
 (Address of principal executive office)

(86) 21 54133166
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  3,050,000 shares of common stock are issued and outstanding as of May 14, 2010

NEWTECH ENTERPRISE MANAGEMENT, INC.
FORM 10-Q
March 31, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance sheets as of March 31, 2010 (unaudited) and June 30, 2009	2
	Statements of operations for the three and nine months ended March 31, 2010, and the period from April 28, 2009 (inception) to March 31, 2010 (unaudited)	3
	Statements of cash flows for the nine months ended March 31, 2010 and the period from April 28, 2009 (inception) to March 31, 2010 (unaudited)	4
	Notes to Financial Statements.	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 4	Controls and Procedures.	7
PART II - OTHER INFORMATION
Item 6.	Exhibits.	8

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

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Balance Sheets

	March 31,	June 30,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,370	$-

Total current assets	15,370	-

Total assets	$15,370	$-

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$32,500	$2,600
Due to shareholder	50,000	-

Total current liabilities	82,500	2,600

Total liabilities	82,500	2,600

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized;
3,050,000 shares issued and outstanding at March 31, 2010	3,050	-
Additional paid in capital	530	-
Deficit accumulated during the development stage	(70,710)	(2,600)

Total stockholders’ equity (deficit)	(67,130)	(2,600)

Total liabilities and stockholders’ equity (deficit)	$15,370	$-

The accompanying notes are an integral part of these financial statements.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three	For the Nine	April 28, 2009
	Months Ended	Months Ended	(Inception) to
	March 31, 2010	March 31, 2010	March 31, 2010

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	11,216	68,110	70,710
Total operating expenses	11,216	68,110	70,710

Loss from operations	(11,216)	(68,110)	(70,710)

Net loss	$(11,216)	$(68,110)	$(70,710)

Earnings (loss) per share
Basic and diluted	$(0.00)	$(0.03)

Weighted average number of common
shares outstanding
Basic and diluted	3,050,000	2,343,796

The accompanying notes are an integral part of these financial statements.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the Nine	April 28, 2009
	Months Ended	(Inception) to
	March 31, 2010	March 31, 2010

Cash flows from operating activities:
Net loss	$(68,110)	$(70,710)
Adjustment to reconcile net loss to net cash
used in operating activities:
Share-based payments	2,776	2,776
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	29,900	32,500
Total adjustments	32,676	35,276

Net cash used in operating activities	(35,434)	(35,434)

Cash flows from financing activities:
Proceeds from shareholder loan	50,000	50,000
Proceeds from stock issuance	805	805

Net cash provided by financing activities	50,805	50,805

Net increase in cash and cash equivalents	15,370	15,370

Cash and cash equivalents – beginning	-	-

Cash and cash equivalents – ending	$15,370	$15,370

The accompanying notes are an integral part of these financial statements.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010
(Unaudited)

Note 4 – Due to Shareholder

The chief executive officer of the Company, from time to time, has provided advances to the Company for working capital. At March 31, 2010 and June 30, 2009, the Company has balances of $50,000 and $0 due to the chief executive officer, respectively. These advances are short-term in nature and non-interest bearing.

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

On September 21, 2009, the Company issued 50,000 shares of its common stock to a group of inventors for a total of $500 pursuant to a stock purchase agreement

Note 6 – Earnings (Loss) Per Share

The Company presents earnings (loss) per share on a basic and diluted basis. Basic earnings (loss) per share are computed by dividing income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing income (loss) by the weighted average number of shares outstanding plus the dilutive effect of potential securities. The Company had no dilutive securities outstanding for the three or nine months ended March 31, 2010.

Note 6 – Earnings (Loss) Per Share (continued)

	Three Months Ended	Nine months Ended
	March 31, 2010	March 31, 2010

Net loss	$(11,216)	$(68,110)

Weighted average common shares
(denominator for basic loss per share)	3,050,000	2,343,796

Effect of dilutive securities:	-	-

Weighted average common shares
(denominator for diluted loss per share)	3,050,000	2,434,796

Basic loss per share	$(0.00)	$(0.03)
Diluted loss per share	$(0.00)	$(0.03)

Note 7 – Income Taxes

Provision for income taxes was not made for three and nine months ended March 31, 2010 as the Company is a development stage enterprise and has incurred accumulated losses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a development stage company that was organized on April 28, 2009, and have not engaged in any operations through March 31, 2010.  Our activities consisted of general and administrative expenses of $68,110 for the nine months ended March 31, 2010 and $70,710 from inception (April 28, 2009) to March 31, 2010.  Our chief executive officer, who is also our sole director, advanced us $50,000.

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

For the three and nine months ended March 31, 2010, we sustained a loss of $11,216 and $68,110, respectively, and for the period from inception (April 28, 2009) to March 31, 2010, we sustained a cumulative loss of $70,710, reflecting, in each case, our organizational, operational and related expenses.  As a result, our stockholders’ deficiency at March 31, 2010 was $67,130.

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

Item 4.    Controls and Procedures

Our management, consisting of ZHU Mingzi, our chief executive and financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

NEWTECH ENTERPRISE MANAGEMENT, INC

Date: May 14, 2010	By:	/s/ ZHU Mingzi
ZHU Mingzi, Chief Executive Officer and
Chief Financial Officer