Form 10-K
period 2010-06-30
NewTech Enterprise Management, Inc.
filed 2010-09-28
CIK 1472486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended June 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from ____ to _____

Commission file number: 0-53796

NEWTECH ENTERPRISE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0632454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 901, No, 7 Lane 388 East Xinjian Road,
Shanghai, China 201100
(Address of principal executive offices)

(86) 21 54133166
(Issuer’s telephone number)

Copies to:
Asher S. Levitsky P.C.
Sichenzia Ross Friedman Ference LLP
61 Broadway
New York, New York 10006
Phone:  (212) 981-6767
Fax: (212) 930-9725
E-mail: alevitsky@srff.com

Securities registered under Section 12(b) of the Act:  None
Securities registered under Section 12(g) of the Act:  common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    [   ] Yes [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [   ] Yes [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [√] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There was no public market for the registrant’s common equity of December 31, 2009, the last day of the registrant’s most recent fiscal second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 17,330,536 shares of common stock are issued and outstanding as of March 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

NEWTECH ENTERPRISE MANAGEMENT, INC.
FORM 10-K

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk of doing business in the People’s Republic of China, our ability to implement our business plan, which contemplated the acquisition of one or more businesses relating to the manufacture or marketing of mining equipment in China, our access to sufficient capital, the effective integration of any businesses we acquire into a U.S. public company structure, economic, political and market conditions and fluctuations, government and industry regulation, Chinese and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

References in this annual report “we,” “us,” and words of like import refer to NewTech Enterprise Management, Inc.

Our business is conducted in China, using RMB, the currency of China, and our financial statements are presented in United States dollars. In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars. These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

Our business is conducted in China, using RMB, the currency of China, and our financial statements are presented in United States dollars.   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

ii

PART I
Item 1.  Business

NewTech Enterprise Management, Inc. is a Delaware corporation, formed on April 28, 2009 to engage in the business of acquiring and operating mining equipment companies in the People’s Republic of China. We entered into a consulting services agreement with Huaian Zheng Yuan Commercial Trading Co., Ltd. (“Huainan Zhengyuan”), pursuant to which Huainan Zhengyuan engaged us to provide consulting and other relevant services in connection with mining equipment business in China.

We are considered to be a shell company and, since we have no specific business purpose other than to merge with or acquire an unidentified company, we are considered to be a blank check company.  We do not intend to undertake any efforts to cause a market to develop in our stock until we have successfully completed an acquisition or other business combination.

Chinese Mining Equipment Industry

We believe that the mining equipment business in China presents a major opportunity for us. China is the world’s largest producer of coal, steel, lead, zinc, tin, magnesium, tungsten, antimony, mercury, rare earth and fluorspar. The mining industry as a whole includes approximately 80,000 state-owned mining companies and approximately 200,000 collectively-owned mines.

The western area of China, which is rich in mineral resources, attracts investment from both domestic and overseas on new mining projects, and offers potential demand for mining equipment.  In the long-term, the Government plans to invest more than $1.0 billion on upgrading technology in 70 coal mines and to convert state-owned mining enterprises into companies with private stockholders.

Furthermore, the Chinese Government has completed a reform of its management structure in the mining industry, and almost all of the state-owned mining enterprises have now been passed onto the relevant provincial government. Improvements of infrastructure, such as upgrades of ports and the building of new railways, should also have a positive effect on the mining industry.

Given the ongoing government measures designed to increase productivity and reduce environmental impact, Chinese mining and processing companies are required to offer more efficient and modern mining equipment and processing technology as well as related environmental technology and expertise.

The information in the preceding four paragraphs is based on information contained in “Mining to China,” Australian Trade Commission, August 11, 2009, which is available at http://www.austrade.gov.au/Mining-to-China/default.aspx

China’s proven mineral resources make up about 12 per cent of the world’s total in volume, and ranks number three in the world, just behind the USA and Russia, as reported in General Situation of Mineral Resources, August 8, 2004, from the Embassy of the PRC in India which is available at http://in.china-embassy.org/eng/szyss/jm/zhongguonongye/Land%20Protection/t146228.htm,

With the rapid development of China’s coal industry and adjustment of relevant policies, there will be some new changes during the development of China’s coal machinery manufacturing industry: The coal machinery will be developed in the direction of heavy, large, strong, high-power and integration of mechanics and electrics. The trend of industry has been turned from “single production manufacture,” where equipment is designed to perform a limited function in the manufacturing process, to “complete equipment manufacture,” involving the development and production of large, intelligent and complete equipment that integrates mechanics and electronics, according to a report in China Coal & Mining Expo 2009, China’s 13th International Technology Exchange & Equipment Exhibition on Coal and Mining, October 2009, which is available at http://www.chinaminingcoal.com/2009/en/market-overview.

As in many sectors in China, locally manufactured mining equipment is increasing and prices are generally lower than foreign equipment.  Market reforms are also driving Chinese mining and processing companies to seek productivity-enhancing capital investments, resulting in a fresh look at foreign capabilities and leading-edge technologies.  Demand for such equipment is expected to remain strong.  According to a report by the United States Commercial Service, which is available at http://www.buyusa.gov/asianow/ccoalmining.html, “Generally speaking, China’s domestic coal mining equipment occupies a dominant (90%) position in China market [estimated for 2006].  With the rapid development of coal mining technology in China, several Chinese companies have been able to manufacture high-tech mining equipment, such as super-power electric haulage shearers, hydraulic support systems, and armored face conveyers.”  According to the report, the estimated market for 2006 was approximately $3.3 billion, of which more than $3.1 billion represented local Chinese production, representing increases from a total market of approximately $2.9 billion in 2005 of which local production was approximately $2.7 billion.

We believe that these factors reflect the opportunities for the development and sale of more efficient and modern mining equipment and processing technology that takes advantage of developments in related environmental technology.

Business Strategy

Our goal is to enter into a business combination with a mining equipment business with its principal operations located in China. We have unrestricted flexibility in seeking, analyzing and participating in potential business combinations.  We presently have only one officer and director, Ms. ZHU Mingzi, and we do not presently expect that we will elect additional officers or directors unless and until we complete an acquisition.  In evaluating a prospective target company, our management, which consists of Ms. ZHU, our sole officer and director, will consider, among other factors, the following:

▪	Financial condition and results of operation;

▪	Potential for growth, indicated by new technology, anticipated market expansion or new products, including those to be developed through further research and development after the acquisition;

▪	Experience and skill of management and availability of additional personnel;

▪	Capital requirements and the anticipated availability of required funds;

▪	Competitive position;

▪	Stage of development of the products, processes or services;

▪	Costs associated with effecting the business combination; and

▪	Any other factors which we deem material.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of particular business combination will be based, to the extent relevant, on the above factors as well as other consideration deemed relevant by our management in effecting a business combination consistent with our business objective.

We intend to seek target companies through companies that we engage, on a non-exclusive basis, such as Beijing He Tian Yan Hao Commercial Trading Co., Limited (“He Tian Yan Hao”), with which we have an agreement pursuant to which we pay He Tian Yan Hao a fee for introducing us to a company that we acquire.  Although He Tian Yan Hao’s principal business is not that of a finder, we believe that, because it has a familiarity with the mining equipment industry in China, it may be in a position to identify or help us to identify potential acquisition candidates.  However, we cannot assure you that our agreement with He Tian Yan Hao will enable us to identify an acquisition candidate or consummate an acquisition.  We expect to rely on third parties rather than our chief executive officer to make the initial introduction to potential target companies.

We are also aware of investors who are looking to invest in Chinese companies but who require, as a condition to the financing, that the Chinese company to be acquired by a company that is registered under the Securities Exchange Act.  This type of transaction is commonly referred to as a reverse acquisition, as described under “Item 1.  Business – Form of Acquisition.”  We anticipate that, following an acquisition, we would be able to take advantage of the information resources, channels or networks of the acquired business in order to enlarge our share of the market. Since it is likely that an acquisition will result in a change of management, the new management may have a different strategy for the development of our business following any acquisition, in which event our business strategy will be determined and implemented by the new management.

Although it is our intention to focus on the mining equipment industry in China, and we have no plans to seek acquisitions in other industries, it is possible that, if we are not able to consummate an acquisition of a company in the mining equipment industry on reasonable terms and in a reasonable timeframe, that we may make an acquisition in another industry, which may not be related to the mining equipment industry in China.

Form of Acquisition

The manner in which we participate in an acquisition will depend upon the nature of the opportunity, the respective needs of the acquisition candidate and the relative negotiating strength of the parties. It is likely that we will acquire the acquisition candidate through the issuance of common stock or other securities although we anticipate that it may be necessary to pay cash as a significant component of the consideration that we pay.

We anticipate that our present stockholders will not have control of a majority of our voting shares following a completion of the acquisition transaction. As part of any acquisition transaction, ZHU Mingzi, who is our sole officer and director, as well as any other officers and directors that she, as the sole director, may elect, may resign, and new directors may be appointed without any vote by stockholders.  As the sole director, Ms. ZHU could authorize the election of new officers and directors as well as the terms of any acquisition or financing, without any prior notice to or approval by our stockholders.

The transaction may be accomplished upon the sole determination of our board of directors, which presently consists only of Ms. ZHU, without any vote or approval by stockholders.  Although it is possible that dissenting stockholders may have rights of appraisal under the Delaware General Corporation Law, the acquisition may be structured in a manner which does not provide any dissenters rights to our stockholders.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

If we make an acquisition, it may take the form of a transaction known as a reverse acquisition.  In a reverse acquisition, the acquiring company issues a controlling interest in the equity to the stockholders of the Chinese company, with the result that our stockholders prior to the acquisition would own a very small percentage of our equity after completion of the acquisition.  This transaction is frequently accompanied by a financing which is provided to the acquiring company for use by the Chinese company in its operations.  One of the consequences of this type of transaction is that the Chinese operating company is treated as the acquiring company for accounting purposes and the historical financial statements are the financial statements of the Chinese operating company, with the reverse acquisition being treated as a recapitalization.

Government Regulations

At such time as we, through any businesses that we may acquire, engage in the mining equipment business or any other business in China, we will be subject to governmental regulations, including environmental and safety regulations which apply to all manufacturing business in China, as well as regulations which may apply to the mining equipment business. Both the manufacturing process and the equipment must meet any applicable statutory or administrative requirements.  The equipment that is manufactured must meet the standards for us in the mining industry.  Companies in the mining equipment industry may be subject to the provisions of any or all of the following laws and regulations, depending on the nature of the equipment and the manufacturing process:

Generally speaking, a mining equipment manufacturer is subject to the PRC Production Safety Law, which requires that safe production conditions imposed by the Production Safety Law. It further provides that any entity that is not sufficiently equipped to ensure safe production may not engage in production and business operation activities, and that companies must provide production safety education and training programs to employees. The design, manufacture, installation, use, checking, and maintenance of the safety equipment are required to conform with applicable national or industrial standards.

In order to manufacture mining equipment, pursuant to Interim Rules on the Administration of Safety Symbol for Coal Mining Products promulgated by the State Administration of Coal Mine Safety on November 26, 2001, the Coal Mining Products Safety Symbol, composed of a certificate and mark, shall be obtained. The Safety Certificate is the proof that the product meets national and industry safety standards. Products listed in the coal Mining Products Catalogue which is distributed by the State Administration of Coal Mine Safety, are required to obtain the safety certificate for coal mining products. The Manufactory shall meet the following requirements to obtain the safety certificate:

▪	Obtain the Business License issued by the Administration of Industry and Commerce;

▪	Meet relevant requirements of registered capital, production scale and technology ability;

▪	Own the production equipment which could ensure the quality of mining products;

▪	Have the testing abilities which meet the requirements of safety production;

▪	Advanced, reasonable and reliable process technology;

▪	Have an effective quality assurance system;

▪	Meet the requirements of production and examination; and

▪	Meet any other requirements which may relate to the specific equipment.

The term for the safety certificate is from two to five years. After the safety certificate expires, the mining equipment manufacturer is required to reapply for the safety certificate. Furthermore, in the event of the change of the examination standards as time goes by, the mining equipment manufacturers are required to improve its technique and quality accordingly.

Additionally, pursuant to Law of the People’s Republic of China on Safety in Mines and its implementing rules, equipment, apparatus, protective appliances and safety testing instruments used in mines with special safety requirements must comply with the national safety standards or safety standards of the mining industry; those failing to comply with the national safety standards or safety standards of the mining industry are not allowed to be put into use. Specifically, hoisting and transport facilities, devices and equipment in each mine shall meet the following requirements:

▪	Wire ropes, linking devices, hoisting vessels and security chains shall be maintained with sufficient safety coefficient;

▪	There between the hoisting vessels and walls of the shaft, and the beams in the stairwell, and between two hoisting vessels, adequate gaps shall be maintained;

▪	The hoisting cable winch and the hoisting vessel shall be equipped with reliable protective devices;

▪	Types of electro locomotives electric wire and railroads shall be selected to meet requirements for safety;

▪	Mechanisms for conveying personnel shall be equipped with reliable protective devices; and

▪	Hoisting and transport equipment shall be equipped with sensitive and reliable signal devices.

However, the national safety standards or safety standards of the mining industry are subject to the further changes due to the development of the technology. Therefore, the mining equipment manufacturers are required to keep up with the lasted technology to meet the national standards or safety standards of the mining industry.

In the event that the Company engages in a business in China other than the mining equipment business, it may be subject to similar or different regulations.  Many industries have regulations that are unique those industries.  Since we do not have any present plans to may an acquisition in another industry, we cannot determine at this time to what government regulations we will be subject, other than general rules relating to employee safety and environmental regulations, if we were to make such an acquisition.

Need for Funding

Our ability to make any acquisition will be largely dependent upon our ability to obtain funding for all or a significant portion of both the acquisition price and working capital to continue the development of the business of the acquired company.  Our inability to obtain financing may impair our ability to complete an acquisition, and it may be significantly dependent upon the financial condition, results of operations and cash flow of the proposed acquisition.  The nature of the required funding will be dependent upon the nature of the acquisition and the financial condition and results of operations of the acquired company.  A financing could include any one or more of the following types of financings as well as other financing structures not listed below.

▪	Bank financing provided by a Chinese bank which may be unsecured or secured by the assets of the acquired company.

▪	Issuance of notes, which may include a conversion right and which may include the issuance of warrants.

▪	Issuance of either preferred stock or a common stock or a combination of equity stock, with the possible issuance of warrants.

▪	Issuance of securities as part of an equity line of credit pursuant to which the lender has the right to convert the debt into equity in accordance with a predetermined formula.

Potential financing sources include Chinese banks, investors who invest in PIPE transactions, which are private investments in public entities, private investors, venture capital investors, strategic investors who target investments in the natural resources industry. We have no agreements or understanding with any financing source and we have not conducted any preliminary discussions with any financing source or with respect to any financing structure.  Before any investor or lender would provide us financing, the investor would conduct its due diligence on both us and the company we are acquiring.  As a result, it is possible that we may receive a letter of intent or commitment letter with respect to a financing and the lender or investor may, upon completing its due diligence, determine not to provide us with the required financing, in which event we may be unable to complete the acquisition or, if we complete the acquisition without financing, we may have difficulty continuing operations after the acquisition if we are unable to obtain post-acquisition financing.

Competition

We may be competing with other companies, including companies that are better funded than we and which may be listed on a United States stock exchange, including the New York Stock Exchange and Nasdaq, as well as investment funds, in negotiating acquisitions with companies that have a strong financial position.  As a result, we cannot assure you that we will be able to consummate any acquisition.

As a small company with no operations or net worth, we may have difficulty in making any acquisition unless we can demonstrate to the target company that we have the financial resources to enable us both to make the acquisition and to fund the operations after the closing.  The post-closing expenses would be significant and would include the cost of complying with United States generally accepted accounting principles and the disclosure controls and internal controls required by the Sarbanes-Oxley Act and well as the additional legal, accounting and SEC reporting requirements. Further, the fact that none of our outstanding stock can be publicly traded until one year after an acquisition is completed and we have made a filing with the SEC which describes the business, management and financial statements of the acquired company in the manner required by a Form 10 registration statement.  We do not presently have any financial resources, which, together with an illiquid stock, may make it very difficult to complete an acquisition.

A company with a strong balance sheet and a history of earnings may prefer to be acquired either by a strategic investor, which is an investor that has knowledge and experience in the industry and the financial capability of developing the target company’s business, or in a reverse acquisition with a company whose stock is already actively traded, which would be coordinated by a fund or group of investors who would provide the stockholders or management of the target company with a more attractive equity position.

Intellectual Property Rights

We have no intellectual property rights.

Employees

We have no full-time employees.  As of August 31, 2010, we had two part-time employees, including our chief executive officer.

Agreements

We are parties to the following agreements:

▪
An agreement with He Tian Yan Hao, pursuant to which we will pay a fee to He Tian Yan Hao for introducing us to a company in the mining equipment business in China upon the completion of the acquisition.  Pursuant to the agreement, He Tian Yan Hao will assist us in finding acquisition candidates and will receive a fee of $20,000 upon completion of an acquisition.  This agreement may be terminated by either party immediately upon written notice to the other party.

▪
An agreement with Huainan Zheng Yuan Commercial Trading Co., Ltd. (“Huainan Zheng”) pursuant to which Huainan Zheng will provide consulting and other relevant services in connection with mining equipment business in China to us.  In this connection, Huainan agreed to provide us with general information concerning the mining equipment business in PRC, including business news, technology, law and policy information, market shares, major companies in the industry, average profit margin and average compensation.  Huainan also agreed to provide us with assistance in connection with any specific potential acquisition candidate.  The agreement provides that we pay Huainan Zheng compensation of approximately $6,600 per quarter.  This agreement may be terminated by either party immediately upon written notice to the other party.

As of the date of this report, we have not engaged in any business activities other than those related to our organization.  We cannot assure you that we will ever be able to consummate an acquisition or develop any active business.

We are a Delaware corporation, organized on April 28, 2009.  Our offices are located at Suite 901, No, 7 Lane 388 East Xinjian Road, Shanghai, China, telephone 86 21 54133166.  As of the date of this report, we have no corporate website.  Any information on any website referred to in this report or any other website does not constitute a part of this report.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision, and you should only consider an investment in our common stock if you can afford to sustain the loss of your entire investment.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Business Plans

We are a newly-organized company with no active business and no history of either earnings or making acquisitions.  We were organized in April 2009, and during the period since our organization, we were engaged in organizational activities, including developing our business plan.  We have no history of operations. As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination, which may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination or, if we do complete an acquisition, that we will be able to operate it profitably.

Our business will have no significant revenues unless and until we merge with or acquire an operating business. We are a development stage company and have had no revenues from operations. We may not realize any significant revenues unless and until we successfully merge with or acquire an operating business.

Our independent auditor has expressed doubts about our ability to continue as a going concern.   We are devoting substantially all of our present efforts in establishing a new business.  We have not commenced any operations to date other than defining our business plan and preliminary research relating to the mining equipment industry in China.  We have minimal assets and minimal liabilities.  We are dependent on our officer and director to lend or advance funds to us if additional funds are required.  These factors raise substantial doubt about our ability to continue as a going concern.

Unless we obtain financing, we will not be able to consummate an acquisition, in which event we may be unable to continue in business.  We will not be able to complete an acquisition unless we are able to obtain financing, in either the public of private market, both to make the acquisition and, if necessary, to fund our operations after we have completed the acquisition.  As of the date of this annual report, we have no formal or informal agreement or understanding with any potential financing source.  If we are not able to obtain financing to acquire and operate any potential business, we may be unable to continue in business.  Until we commence negotiations with respect to an acquisition, we cannot estimate the financing requirements of the acquisition.  Since we presently have no funds, we would have to finance both the cash cost of the acquisition and, depending on the nature of the target company, working capital for the target company’s continuing requirement as well as its additional cash requirements resulting from its status as a public company in the United States.  We may not be able to obtain the necessary financing to consummate an acquisition and provide for necessary working capital after the acquisition.  Our inability to obtain necessary financing could impair our ability to complete an acquisition.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.  We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of our consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination. As a small company with no operations or net worth, we may have difficulty in making any acquisition unless we can demonstrate to the target company that we have the financial resources to enable us both to make the acquisition and to fund the operations after the closing.  The post-closing expenses would be significant and we may not be able to provide the necessary financing for us to appear attractive party to acquire a business.  We do not presently have any financial resources, which, together with an illiquid stock, may make it very difficult to complete an acquisition.

            Our future success is highly dependent on our ability to locate and attract a suitable acquisition.  The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We anticipate that we will make only one acquisition.  We anticipate that we will likely be able to effect only one business combination, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business, although it is possible that the new management, following completion of an acquisition, may seek to make additional acquisitions.  Both the lack of diversification and the lack of information as to any future acquisitions should be considered a substantial risk in investing in us.

We have no existing agreement for a business combination or other transaction. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.   Although we intend to seek an acquisition in the mining equipment industry in China, if we are unable to complete an acquisition with an acceptable company in that industry, we may seek to make an acquisition in another industry, most likely in China.   We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

Our management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate. While seeking a business combination, our chief executive officer, who holds a full-time position as general manager of Huainan Tianfue Material Fuel Ltd. Co., a trading company in the coal and mining equipment industry, anticipates she will devote no more than a few hours per week to our business and affairs.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We anticipate that our stockholders will not hold a significant percentage of our voting shares following a completion of an acquisition transaction. As part of any acquisition transaction, we expect that we will issue to the owners of the acquired business and any investors providing financing with respect to the acquisition sufficient shares so that the stockholders of the acquired company and any investors providing financing will own a large majority of the then outstanding shares and the Company’s present stockholders could own an insignificant percentage of the outstanding stock.  As a result, the current stockholders may not be able to influence our decisions and policies after an acquisition and the current stockholders may not have sufficient shares to effect the election of any directors.  In such event, all business decisions relating to our business and operations will be determined by the new stockholders, with minimal if any influence by our present director or stockholders.

Our sole officer and director may approve an acquisition transaction and the issuance of a controlling stock position without approval of other stockholders.  ZHU Mingzi, who is our sole officer and director, may elect new directors and approve an acquisition, including the issuance of preferred and common stock in connection with an acquisition transaction without approval of any other stockholders.

If we negotiate an acquisition, we will incur significant costs with no assurance that the acquisition will be completed.  We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.  Target companies that do not have financial statements that comply with SEC reporting requirements may delay or preclude acquisition.  We would be required to file with the SEC a report on 8-K within four business days after completion of an acquisition such filing is required to include audited financial statement of the acquired company.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition by us as long as we are subject to the reporting requirements of the Securities Exchange Act.

If we enter into an agreement with a privately-owned Chinese company, we may have difficulty in valuing the target company.  Our business strategy is to acquire a private company based in China. In valuing a privately-owned company, there is no available market for determining the value of the Company. In making a judgment as to the value of the target company we will face the following difficulties, among others:

▪	The lack of public information which may make it difficult for our chief executive officer to evaluate the potential returns which may result from the business combination.

▪
The financial statement which our chief executive officer may review in negotiating the acquisition may be presented using generally accepted accounting principles used in the People’s Republic of China, which may result in different results of operations and may affect the purchase price of the acquisition.

▪	It may be difficult for us to obtain adequate records to support the financial statements or the corporate statements made by the acquisition target.

▪	We may not be able to evaluate adequacy of the acquisition target’s disclosure and financial controls, which would affect the reliability of the financial statements.

▪	If we determine after the closing, that the internal controls were inadequate it may be necessary for us to restate prior financial statements.

We are dependent upon our sole officer and director to value the business of an acquisition target, and her assessment of the acquisition target’s business and management may not be accurate.  Ms. ZHU is our sole officer and director and she will make all determinations as to the identity of the acquisition target, the consideration and terms of the acquisition.  In making these determinations, her assessment of the acquisition target’s business and management will be critical factors.  Her assessment of these factors may not be accurate. Since our business after the closing of the acquisition will be the business of the acquisition target, as a result of Ms. ZHU’s inability to assess the acquisition target, among other consequences, we may overpay for the target, we may be unable to comply with any covenants in any financing documents relating to the acquisition, undisclosed matters may result in our incurring significant costs and liabilities after the acquisition or we may have difficulty meeting our disclosure and internal controls obligations under federal securities laws.

Because our sole officer and director is not based on the United States, stockholders may be unable to obtain jurisdiction over her.  Our sole officer and director, ZHU Mingzi, is a citizen and resident of the PRC.  Further, if we make an acquisition of a Chinese company, after completion of the merger, it is likely that most, if not all, of the officers and directors will be citizens and residents of the PRC.  As a result, you may be unable to obtain jurisdiction against them or any of them.  If you have a claim against any officer or director or other person who is not a resident of the United States, then you may not be able to obtain personal jurisdiction over them, to serve them with process or enforce any judgment which you may obtain against them or their assets.

We may be subject to further government regulation which would adversely affect our operations. Although we will be subject to the reporting requirements under the Securities Exchange Act, we believe we will not be subject to regulation under the Investment Company Act of 1940, as amended, since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

We will have ongoing expenses and obligations as a public corporation, regardless of whether we are able to consummate any acquisition.  We are subject to the reporting requirements of the Securities Exchange Act of 1934 and the provisions of the Sarbanes-Oxley Act of 2002.  The periodic reports require legal and accounting services that are often costly. Costs associated with being a public company are much higher than those of a private company.  We have chosen to be subject to the reporting and other requirements of a company registered under the Securities Exchange Act of 1934 before we have made any acquisitions or generated any revenue.  These costs can be a burdensome expense and could adversely affect our financial survival. Our obligations under the Sarbanes-Oxley Act are time consuming and burdensome and require us to have in place disclosure controls and internal controls over financial reporting.  The onerous regulatory costs, reporting requirements which we must meet may make our economic viability very doubtful.  Further, since our business plan contemplates the acquisition of one or more companies, the additional costs of being a public company may results in increased operating costs after the acquisition, with the result that there may be a decline in the acquired company’s earnings after the acquisition because of the public company compliance obligations.

Our sole officer and directors will control our business.  Ms. ZHU Mingzi, our sole officer and director, presently owns more than 94% of our outstanding common stock and will be able to elect directors and approve any matters requiring stockholder approval without the consent of any other stockholders.  As a result, stockholders will not have any ability to approve or disapprove any acquisition or transaction which requires stockholder approval.

Risks Related to Conducting Business in China

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.  As manufacturing businesses may generate noise, wastewater, gaseous and other industrial wastes, any company we acquire would be required to comply with all national and local regulations regarding protection of the environment. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. In the manufacturing process, we would use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately, the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

Adverse changes in political and economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for the products of any company we acquire and could materially and adversely affect its competitive position.  We anticipate that all of our business operations of any company we acquire would be conducted and all of its revenues would be generated in China. Accordingly, our business, financial condition, results of operations and prospects after completing any acquisition would be affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

▪	the amount of government involvement;
▪	the level of development;
▪	the growth rate;
▪	the control of foreign exchange; and
▪	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy, and the recent worldwide economic downturn has affected China and may affect any company which we acquire.

The Chinese government continues to exercise control over many aspects of the economy, which could affect the business of any company we acquire.  The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business and the business of any company we acquire. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Furthermore, in response to the worldwide economic downturn, the Chinese government may seek to increase its control over businesses which could affect any business which we acquire.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.  We anticipate that, following any acquisition, we would conduct substantially all of our business through Chinese subsidiaries and affiliates, which are generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. China’s legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and China’s legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.  The change in value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions.  After any acquisition, all or a significant portion of our revenue and expenses will be denominated in RMB, and potential future revaluation has and could further increase our costs. Any significant revaluation of the RMB may have a material adverse effect on our revenues and financial condition.

China’s foreign currency control policies may impair the ability of our Chinese operating company to pay dividends to us.  If we consummate a business combination, we will rely on dividends and other distributions from our Chinese operating company to provide us with cash flow to pay dividends or meet our other obligations. Current regulations in China would permit our operating company to pay dividends to the Company only out of accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our operating company will be required to set aside at least 10% (up to an aggregate amount equal to half of our registered capital) of its accumulated profits each year. Such cash reserve may not be distributed as cash dividends. In addition, if our operating company in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us.

Risks Related to our Common Stock

If we make any acquisition, our stockholders will suffer significant dilution.  In order to complete any acquisition or obtain financing for any acquisition, we may issue shares of common stock or securities which are convertible into common stock or provide for the issuance of common stock upon exercise.  It is very possible that any acquisition may result in a significant change of control and that our stockholders would have, after completion of the acquisition, a relatively small percentage ownership of our stock.

Because we may seek to complete a business combination through a “reverse acquisition,” following such a transaction we may not be able to attract the attention of major brokerage firms.  Additional risks may exist since we will assist a privately-held business to  become public through a “reverse acquisition.”  In a reverse acquisition, the acquiring company issues a controlling interest in its equity to the stockholders of the Chinese company, with the result that our stockholders prior to the acquisition would own a very small percentage of our equity after completion of the acquisition.  This transaction is frequently accompanied by a financing which is provided to the acquiring company for use by the Chinese company in its operations.  One of the consequences of this type of transaction is that the Chinese operating company is treated as the acquiring company for accounting purposes and the historical financial statements are the financial statements of the Chinese operating company, with the reverse acquisition being treated as a recapitalization. Securities analysts of major brokerage firms may not provide coverage of our stock since there is no incentive to brokerage firms to recommend the purchase of our common stock.  We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.  Further, we cannot assure you that, following any acquisition, that our stock will be eligible for listing, or that it will be listed, on any stock exchange or market.

Our directors can issue preferred stock which may further dilute the rights or interests of the holders of common stock.  Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that we will not do so in the future, and we may issue preferred stock in connection with an acquisition or a financing related to an acquisition.

We may not pay dividends.  Prior to the completion of any acquisition, we will not have any funds to pay dividends to our stockholders.  After completion of an acquisition, our ability to pay dividends may be affected by, in addition to the cash requirements of the acquired company, any covenants in our acquisition agreements or any financing agreements relating to the acquisition or to our operations after the acquisition.  You should not invest in our securities if you require dividend income.  Any income which you may receive from an investment in our securities would have to come from an appreciation in the price of the stock, and we cannot give any assurance that our stock price will increase.

There is currently no trading market for our common stock.  We are a shell corporation.  As a result, under present law, none of our outstanding shares and no shares that are issued before we complete an acquisition, including any shares that may be issued in connection with an acquisition, may be traded until one year after we have filed a current report on Form 8-K which describes the business of the acquired company, includes the certified financial statements of the acquired company and includes all other information which would be required to be included in a Form 10 registration statement under the Securities Exchange Act unless they are registered pursuant to the Securities Act. These restrictions will limit the ability of our stockholders to sell any shares they may own.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

           On July 1, 2009, we entered into a two-year lease agreement for office space at Room 901, No.7, 388 Xin Jian Dong Road, Shanghai, China from SUN, Liqun, pursuant to which we pay annual rent of approximately $10,500.

Item 3. Legal Proceedings

There are no material legal proceedings pending against us.

Item 4. (Removed And Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public market for our common stock.  We are a shell corporation.  As a result, under present law, none of our outstanding shares and no shares that are issued before we complete an acquisition, including any shares that may be issued in connection with an acquisition, may be traded until one year after we have filed a current report on Form 8-K, which describes the business of the acquired company, includes the certified financial statements of the acquired company and includes all other information which would be required to be included in a Form 10 registration statement under the Securities Exchange Act unless the shares are registered pursuant to the Securities Act. These restrictions will limit the ability of our stockholders to sell any shares they may own.

We have not paid any dividends.  Prior to the completion of any acquisition, we will not have any funds to pay dividends to our stockholders.  After completion of an acquisition, our ability to pay dividends may be affected by, in addition to our cash requirements after the acquisition, any covenants in our acquisition agreements or any financing agreements relating to the acquisition or to our operations after the acquisition and will, most likely, be determined by new management.

As of August 31, 2010, we had 43 stockholders.

We have no transfer agent for our common stock.

We have not repurchased any of our securities during the fourth quarter of the year ended June 30, 2010.

In connection with our organization, in September 2009, we issued 2,878,000 shares of common stock to Ms. ZHU, and 61,000 shares of common stock to each of HHM International and the Asher S. Levitsky P.C. Defined Benefit Plan, for approximately $100 each.  The shares issued to Ms. ZHU and HHM International were exempt from registration pursuant to Regulation S of the SEC pursuant to the Securities Act.  The shares issued by the Levitsky Plan were exempt from registration pursuant to Section 4(2) of the Securities Act.

In September 2009, we issued to 40 individuals a total of 50,000 shares at a purchase price of $0.01 per share, for a total of $500.  All of these stockholders are residents of the People’s Republic of China, and the issuance of the stock to these stockholders is exempt from registration pursuant to Regulation S of the SEC pursuant to the Securities Act.

The shares issued to residents of the PRC were issued to non-United States persons, with each person representing that he or she has no intention to distribute either directly or indirectly in the United States or to a United States person.  Each such purchaser represented that he or she is not acquiring the shares as a result of, and will not itself engage in, any “directed selling efforts” (as defined in Regulation S) in the United States in respect of the shares which would include any activities undertaken for the purpose of, or that could reasonably be expected to have the effect of, conditioning the market in the United States for the resale of the shares.

The shares issued pursuant to Section 4(2) of the Securities Act were issued to an accredited investor who purchased the shares for its own account, for investment and not with a view to the sale or distribution thereof.

Until there is a public market in the stock, the shares are not represented by stock certificates.  The corporate books include a notation that the shares may not be sold except pursuant to a registration statement under the Securities Act or an exemption from the registration requirements of such Act.

Item 6.  Selected Financial Data

As a smaller reporting company, we are not required to provide the information called for by Item 6 of Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage company that was organized on April 28, 2009, and we have not engaged in any operations since our organization.  Our activities consisted of general and administrative expenses of $85,322 for the year ended June 30, 2010 and $87,922 from April 28, 2009 (inception) to June 30, 2010.  Our expenses for the year ended June 30, 2010 included $26,329 paid to Huainan Zheng for consulting services.  Our chief executive officer, who is also our sole director, advanced us $50,000.

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

For the year ended June 30, 2010, we sustained a loss of $85,322, reflecting our organizational, operational and related expenses.  As a result, our stockholders’ deficiency at June 30, 2010 was $84,342.

We were organized to make one or more acquisitions in the mining equipment industry in China.  Accordingly, any business in which we engage will be the businesses of the companies that we acquire.  We will require financing both to pay all or substantially all of the cash portion of the purchase price and to provide working capital for our operations following the completion of the acquisition. The failure to obtain the necessary financing would impair our ability to make any acquisitions.  As of the date of this annual report, we have no commitments with respect to any financing, and we cannot assure that we will be able to obtain required financing or to make any acquisition.

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

We cannot determine our financial requirements for the next twelve months.  Prior to completing an acquisition, our principal expenses for our normal operations are not significant, since our sole officer does not receive any compensation for her services.  We estimate that our ongoing expenses for rent and SEC filing obligations for the year ending June 30, 2011will be approximately $20,000, plus consulting fees to Huainan Zheng, which will be advanced by Ms. ZHU and reimbursed to her upon completion of an acquisition.  If we engage in any negotiations with respect to an acquisition, our principal expenses will be legal, accounting and due diligence expenses relating to the potential acquisition, and we cannot estimate those expenses at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

             Not applicable for smaller reporting companies

Item 8.   Financial Statements and Supplementary Data

The financial statements begin on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, consisting of including ZHU Mingzi, our chief executive and financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.

We are a development stage company, organized for the purpose of acquiring an operating company.  As a result, we have limited financial transaction, since we do not generate revenue and we have no inventory or receivables. However, our sole officer and director is responsible for performing all financial functions, with no division of responsibility.  Because we do not generate any transactions and substantially all funds received by us have been provided by our sole officer and director, we believe that our internal controls over financial reporting are effective for the current stage of our business.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting since auditor attestation is not required for smaller reporting companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

            None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information as to our sole officer and director.

Name	Age	Position
ZHU Mingzi	42	Chief executive officer and director

We have no audit, compensation or nominating committees.

ZHU Mingzi has been our sole officer and director since our organization in April 2009.  Ms. ZHU is a general manager of Huainan Tianfue Material Fuel Ltd. Co., a trading company in the coal and mining equipment industry.  Ms. ZHU has held this position, which is a full-time position, since May 2004.  From March 1998 until May 2004, Ms. ZHU served as deputy manager and manager of Huainan Marketing Company, a subsidiary of Tiantai Tianri Rubber Products Ltd. Co.  Ms. ZHU graduated from Tiantia Vocational and Technical Institution.  Ms. ZHU devotes no more than a few hours a week to our business.

Ms. ZHU has not been an officer or director of any blank check shell company.

At such time as we appoint a nominating committee, the committee will adopt a procedures for shareholders to recommend candidates for election as a director.

The Company has not yet adopted a code of ethics that applies to our principal executive, financial and accounting officer.  The Company has only one officer, who is also the controlling stockholder.  Ms. ZHU would be the only person subject to the code and and the only person administering the code.  We anticipate that, following upon the completion of an acquisition, we will adopt a code of ethics.

Ms. ZHU is late in filing her Form 3.

Item 11.  Executive Compensation

During the period from April 28, 2009 to June 30, 2009, we did not pay any compensation to Ms. ZHU.  During the year ended June 30, 2010, we sold Ms. ZHU 2,878,000 shares of common stock for approximately $100.  The value of such shares in excess of the purchase price, approximately $2,776, is treated as compensation to Ms. ZHU.  We did not pay any cash compensation to Ms. ZHU since our organization.

           It is possible that, if we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of August 31, 2010, with respect to each officer and director, and each person known by the Company to own beneficially 5% or more of our common stock.

Name	Shares	Percentage
ZHU Mingzi Room 901, No, 7 Lane 388 East Xinjian Road, Shanghai, China	2,878,000	94.4%
All officers and directors as a group (one person)	2,878,000	94.4%

There are no warrants, options or convertible securities outstanding.

Ms. ZHU is a party to a pre-incorporation agreement with HHM International, Inc. and the Levitsky Plan, pursuant to which our common stock would be initially allocated 96% to Ms. ZHU and her designees, and 2% to each of HHM International and the Levitsky Plan, for which they paid nominal consideration. Until we complete the first acquisition and any financing in connection with or relating to the first acquisition, any shares of capital stock that are issued (including shares that are issued or issuable upon conversion of preferred stock or warrants or other convertible securities) shall reduce the percentage of the shares held by Ms. ZHU and his designees, with Ms. ZHU transferring from her shares such number of shares as is necessary so that the percentages are on the agreed-upon level. Commencing with the first acquisition and financing, all shares will be diluted proportionately.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence.

Ms. ZHU is a party to a pre-incorporation agreement, dated as of March 20, 2009, with HHM International. and the Levitsky Plan, pursuant to which our common stock would be initially allocated 96% to Ms. ZHU and his designees, and 2% to each of HHM International and the Levitsky Plan, for which they paid nominal consideration.  Pursuant to this agreement, we issued 2,878,000 shares of common stock to Ms. ZHU and 61,000 shares to each of HHM International and the Levitsky Plan.  Until we complete the first acquisition and any financing in connection with or relating to the first acquisition, any shares of capital stock that are issued (including shares that are issued or issuable upon conversion of preferred stock or warrants or other convertible securities) shall reduce the percentage of the shares held by Ms. ZHU and his designees, with Ms. ZHU transferring from her shares such number of shares as is necessary so that the percentages are on the agreed-upon level.  Thereafter, all shares will be diluted proportionately.

During the year ended June 30, 2010, Ms. ZHU advanced us $50,000 to cover our operating expenses.  This advance is a non-interest bearing unsecured loan.  We expect to repay the advance at the time of the completion of an acquisition.

Ms. ZHU, our sole director, is not an independent director.

As of the date of this annual report, we have has not established a policy regarding conflicts of interests since it has only one officer and director.

Item 14.  Principal Accounting Fees and Services

The following is a summary of the fees for professional services rendered by our independent registered public accounting firm, Patrizio & Zhao, LLC, for the year ended June 30, 2010 and the period April 28, 2009 (inception) to June 30, 2009:

	Fees
Fee Category	Year Ended June 30, 2010	April 28, 2009 (Inception) to June 30, 2009
Audit fees	$2,000	$1,000
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
Other fees	-0-	-0-
Total fees	$2,000	$1,000

Audit fees.    Audit fees represent fees for professional services performed by Patrizio & Zhao, LLC for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees.    We incurred no audit related fees for either period.

Tax Fees. We incurred no tax fees for either period.

All other fees.    We did not incur any other accounting fees for either period.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not have any audit committee.  Our board’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The board may also pre-approve particular services on a case-by-case basis. All services were pre-approved by the board.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statements begin on Page F-1.

Exhibit	Description
3.1	Certificate of incorporation1
3.2	By-laws1
10.1	Pre-incorporation agreement among ZHU Mingzi, HHM International and Asher S. Levitsky P.C. Defined Benefit Plan1
10.2	Form of subscription agreement for Regulation S sale1
10.3	Agreement dated July 3, 2009, between the Company and Beijing He Tian Yan Hao Trade Co., Ltd. (English translation) 1
10.4	Consulting Agreement dated July 9, 2009, between the Company and Huainan Zheng Yuan Commercial Trading Co., Ltd. 1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive and Financial Officer
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
1 Filed as an exhibit to the Registrant’s registration statement on Form 10.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEWTECH ENTERPRISE MANAGEMENT, INC.

Date: September 27, 2010	By:	/s/ ZHU Mingzi
ZHU Mingzi, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ ZHU Mingzi	Chief Executive and Financial Officer	September 27, 2010
ZHU Mingzi	and Director (Principal Executive,
Financial and accounting Officer)

NEWTECH ENTERPRISE MANAGEMENT, INC

TABLE OF CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of June 30, 2010 and June 30, 2009	F-3
Statements of Operations for the year ended June 30, 2010, the period from April 28, 2009 (inception) to June 30, 2010 and the period from April 28, 2009 (inception) to June 30, 2010	F-4
Statement of Changes in Stockholders’ Equity (Deficit) from April 28, 2009 (inception) to June 30, 2010	F-5
Statements of Cash Flows for the year ended June 30, 2010, the period from April 28, 2009 (inception) to June 30, 2009 and the period from April 28, 2009 (inception) to June 30, 2010	F-6
Notes to Financial Statements.	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NewTech Enterprise Management, Inc.
 (A Development Stage Company)

We have audited the accompanying balance sheets of NewTech Enterprise Management, Inc. (a Delaware corporation in the development stage) (the “Company”) as of June 30, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficit and cash flows for the period from April 28, 2009 (date of inception) to June 30, 2009 and 2010 and for the year ended June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NewTech Enterprise Management, Inc. as of June 30, 2010 and 2009, and the results of their operations and cash flows for the period from April 28, 2009 (date of inception) to June 30, 2009 and 2010 and for the year ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues with which to support its cost of operations, and there are no guarantees that the Company will be able to secure financing until a source of revenue can be established. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Parsippany, New Jersey
September 13, 2010

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Balance Sheets

	June 30, 2010	June 30, 2009

Assets
Current assets:
Cash and cash equivalents	$3,658	$-

Total current assets	3,658	-

Total Assets	$3,658	$-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$38,000	$2,600
Due to shareholder	50,000	-

Total current liabilities	88,000	2,600

Total liabilities	88,000	2,600

Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized;	$-	$-
-0- share issued and outstanding at June 30, 2010 and 2009
Common stock, $0.001 par value, 10,000,000 shares authorized;	3,050	-
3,050,000 and -0- shares issued and outstanding at June 30, 2010 and 2009, respectively
Additional paid-in capital	530	-
Deficit accumulated during the development stage	(87,922)	(2,600)

Total stockholders’ deficit	(84,342)	(2,600)

Total Liabilities and Stockholders’ Deficit	$3,658	$-

The accompanying notes are an integral part of these financial statements.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Statements of Operations

		For the period from
	For the Year	April 28, 2009	Cumulative
	Ended	(inception) through	Since inception at
	June 30, 2010	June 30, 2009	April 28, 2009

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	85,322	2,600	87,922
Total operating expenses	85,322	2,600	87,922

Loss from operations	(85,322)	(2,600)	(87,922)

Net loss	$(85,322)	$(2,600)	$(87,922)

Loss per share
Basic and diluted	$(0.03)

Weighted average number of common
shares outstanding
Basic and diluted	2,519,863

The accompanying notes are an integral part of these financial statements.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Statements of Changes in Stockholders’ Deficit

For the period from April 28, 2009 (inception) through June 30, 2010

						Deficit
						Accumulated
					Additional	During	Total
	Common Stock		Preferred Stock		Paid in	Development	Stockholders’
	Shares	Value	Shares	Value	Capital	Stage	Deficit
Balance at the date of inception
on April 28, 2009	-	$-	-	$-	$-	$-	$-

Net loss	-	-	-	-	-	(2,600)	(2,600)

Balance at June 30, 2009	-	$-	-	$-	$-	$(2,600)	$(2,600)

Issuance of common stock	3,050,000	3,050	-	-	530	-	3,580

Net loss	-	-	-	-	-	(85,322)	(85,322)

Balance at June 30, 2010	3,050,000	$3,050	-	$-	$530	$(87,922)	$(84,342)

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

		For the period from
	For the Year Ended	April 28, 2009 (inception)	Cumulative Since
		Through	Inception at
	June 30, 2010	June 30, 2009	April 28, 2009

Cash flows from operating activities:
Net loss	$(85,322)	$(2,600)	$(87,922)
Adjustment to reconcile net loss to net cash
used in operating activities:
Share-based payments	2,775	-	2,775
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	35,400	2,600	38,000
Total adjustments	38,175	-	40,775

Net cash used in operating activities	(47,147)	-	(47,147)

Cash flows from financing activities:
Proceeds from shareholder loan	50,000	-	50,000
Proceeds from stock issuance	805	-	805

Net cash provided by financing activities	50,805	-	50,805

Net increase in cash and cash equivalents	3,658	-	3,658

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$3.658	$-	$3,658

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915. Those standards require the Company to disclose its activities since the date of inception.

Cash And Cash Equivalents

In accordance with ASC Topic 230, “Statement of Cash Flows”, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company adopted the guidance of ASC Topic 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses, and due to shareholders approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the accounting guidance.

Accounts payable and accrued expenses

Accounts payable and accrued expenses at June 30, 2010 and 2009 amounted to $38,000 and $2,600, respectively, and mainly consist of unpaid professional fees.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. Diluted weighted average number of shares outstanding is the basis weighted average number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. The Company has not issued any options, warrants or similar securities since inception.

Income taxes

The Company is governed by the Income Tax Law of the United States. The Company accounts for income taxes using the liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ended June 30, 2010, subsequent events were evaluated by the Company as of the date on which the financial statements at and for the year ended June 30, 2010, were issued.

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53,  Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Notes to Financial Statements

Note 2 – Summary of Significant Accounting Policies (Continued)

of a Class of Preferred Stock  and EITF Topic D-42,  The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock . The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Note 4 – Due to Shareholder

The chief executive officer of the Company, from time to time, has provided advances to the Company for working capital. At June 30, 2010 and 2009, the Company has balances of $50,000 and $0 due to the chief executive officer, respectively. These advances are short-term in nature and non-interest bearing.

Note 5 – Stockholders’ Deficit

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

On September 21, 2009, the Company issued 50,000 shares of its common stock to a group of inventors for a total of $500 pursuant to a stock purchase agreement

Note 6 – Loss Per Share

The Company presents loss per share on a basic and diluted basis. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive common shares consist of common shares issuable upon the conversion of series A preferred stock (using the if-converted method) and common stock warrants (using the treasury stock method).  The Company has not had any potentially dilutive common shares since inception.  Further, because the Company generated losses since inception, the effect of any potentially dilutive common shares would be antidilutive. The following table presents a reconciliation of basic and diluted net loss per share:

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Notes to Financial Statements

Note 6 – Loss Per Share (continued)

Year Ended
June 30, 2010

Net loss	$(85,322)

Weighted average common shares
(denominator for basic loss per share)	2,519,863

Effect of dilutive securities:	-

Weighted average common shares
(denominator for diluted loss per share)	2,519,863

Basic loss per share	$(0.03)
Diluted loss per share	$(0.03)

Since no shares had been issued at June 30, 2009, loss per share is not shown.

Note 7 – Income Taxes

Provision for income taxes was not made for the year ended June 30, 2010 and the period from April 28, 2009 (inception) to June 30, 2009 as the Company is a development stage enterprise and has incurred accumulated losses.