Form 10-Q
period 2010-09-30
NewTech Enterprise Management, Inc.
filed 2010-11-15
CIK 1472486

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number:  0-53796

NEWTECH ENTERPRISE MANAGEMENT, INC.
 (Name of Registrant as specified in its charter)

Delaware	98-0632454
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Room 901, No. 7 Lane 388 East Xinjian Road
                                      Shanghai, China
 (Address of principal executive office)

(86) 21 54133166
 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [√]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [√] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  3,050,000 shares of common stock are issued and outstanding as of November 12, 2010

NEWTECH ENTERPRISE MANAGEMENT, INC.
FORM 10-Q
September 30, 2010

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance sheets as of September 30, 2010 (unaudited) and June 30, 2010	2
	Statements of operations for the three months ended September 30, 2010, and the period from April 28, 2009 (inception) to September 30, 2010 (unaudited)	3
	Statements of cash flows for the three months ended September 30, 2010 and 2009 and the period from April 28, 2009 (inception) to September 30, 2010 (unaudited)	4
	Notes to Financial Statements.	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	8
Item 4	Controls and Procedures.	8
PART II - OTHER INFORMATION
Item 6.	Exhibits.	8

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended June 30, 2010, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,366	$3,658

Total current assets	41,366	3,658

Total assets	$41,366	$3,658

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$38,100	$38,000
Due to shareholder	100,000	50,000

Total current liabilities	138,100	88,000

Total liabilities	138,100	88,000

Stockholders’ deficit:
Preferred stock, $0.001 par value, 1,000,000 shares authorized;	-	-
-0- shares issued and outstanding at September 30, 2010 and
June 30, 2010
Common stock, $0.001 par value, 10,000,000 shares authorized;	3,050	3,050
3,050,000 shares issued and outstanding at September 30, 2010 and June 30, 2010
Additional paid in capital	530	530
Deficit accumulated during the development stage	(100,314)	(87,922)

Total stockholders’ deficit	(96,734)	(84,342)

Total liabilities and stockholders’ deficit	$41,366	$3,658

The accompanying notes are an integral part of these financial statements.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Statements of Operations
(Unaudited)

	For the Three Months Ended		Cumulative
	September 30,		Since inception at
	2010	2009	April 28, 2009

Revenue	$-	$-	$-

Operating expenses
General and administrative expenses	12,392	44,484	100,314
Total operating expenses	12,392	44,484	100,314

Loss from operations	(12,392)	(44,484)	(100,314)

Net loss	$(12,392)	$(44,484)	$(100,314)

Loss per share
Basic and diluted	$(0.00)	$(0.05)

Weighted average number of common
shares outstanding
Basic and diluted	3,050,000	946,739

The accompanying notes are an integral part of these financial statements.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the Three Months End		Cumulative
	September 30,		Since inception at
	2010	2009	April 28, 2009

Cash flows from operating activities:
Net loss	$(12,392)	$(44,484)	$(100,314)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Share-based payments	-	2,775	2,775
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	100	29,900	38,100
Total adjustments	100	32,675	40,875

Net cash used in operating activities	(12,292)	(11,809)	(59,439)

Cash flows from financing activities:
Proceeds from shareholder loan	50,000	50,000	100,000
Proceeds from stock issuance	-	805	805

Net cash provided by financing activities	50,000	50,805	100,805

Net increase in cash and cash equivalents	37,708	38,996	41,366

Cash and cash equivalents at beginning of period	3,658	-	-

Cash and cash equivalents at end of period	$41,366	$38,996	$41,366

The accompanying notes are an integral part of these financial statements.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010
(Unaudited)

Note 1 -    Organization and nature of Business

NewTech Enterprise Management, Inc. (the “Company”) was incorporated in the State of Delaware on April 28, 2009, with an authorized capital of 10,000,000 shares of common stock, par value of $0.001 per share, and 1,000,000 preferred stock, par value of $0.001 per share, for the purpose of seeking investment opportunities in the People’s Republic of China (“PRC”). The Company has selected June 30 as its fiscal year end.

Note 2 -    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited financial statements, we evaluated the period from September 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2010, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the period for the year ended June 30, 2010.

Note 3 –   Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its operating costs.  If the Company is unable to generate revenue or obtain financing, or if the revenue generated or financing obtained is insufficient to cover operating costs it incurs, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. The company has been actively seeking opportunities to be able to effect an acquisition or merger with an operating company.

Note 4 –   Due to Shareholder

The chief executive officer of the Company, from time to time, has provided advances to the Company for working capital. At September 30, 2010 and June 30, 2010, the Company has balances of $100,000 and $50,000, respectively, due to the chief executive officer. These advances are non-interest bearing.

Note 5 –   Stockholders’ Deficit

On September 1, 2009, the Company issued 2,878,000 shares of its common stock to its chief executive officer, for approximately $102. The shares were valued at fair value on date of grant at $0.001 per share. Hence, the value of such stock in excess of the purchase price, approximately $2,776 is deemed to be compensation to the chief executive officer.

NEWTECH ENTERPRISE MANAGEMENT, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010
(Unaudited)

On September 1, 2009, the Company also issued 61,000 shares of its common stock to each of two investors for approximately $102 and $100.

On September 21, 2009, the Company issued 50,000 shares of its common stock for $500 to a group of inventors pursuant to stock purchase agreements.

Note 6 –   Loss Per Share

The Company presents loss per share on a basic and diluted basis. Basic loss per share is computed by dividing loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities.  The Company had no dilutive securities outstanding for the three months ended September 30, 2010 or 2009.
	Three Months Ended September 30,
	2010	2009
Net loss	$(12,392)	$(44,484)
Weighted average common shares	3,050,000	946,739
(denominator for basic loss per share)
Effect of dilutive securities:		-
Weighted average common shares	3,050,000	946,739
(denominator for diluted loss per share)
Basic loss per share	(0.00)	$(0.05)
Diluted loss per share	(0.00)	$(0.05)

Note 7 –   Income Taxes

Provision for income taxes was not made for the three months ended September 30, 2010 and the period from April 28, 2009(inception) to September 30, 2010 as the Company is a development stage enterprise and has incurred accumulated losses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a development stage company that was organized on April 28, 2009, and have not engaged in any operations through September 30, 2010.  Our activities consisted of general and administrative expenses of $12,392 for the three months ended September 30, 2010 and $100,314 from inception (April 28, 2009) to September 30, 2010.  Our chief executive officer, who is also our sole director, advanced us $100,000, of which $50,000 was advanced during the three months ended September 30, 2010.

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

For the three months ended September 30, 2010, we sustained a loss of $12,392, and for the period from inception (April 28, 2009) to September 30, 2010, we sustained a cumulative loss of $100,314, reflecting our organizational, operational and related expenses and consulting fees.  As a result, our stockholders’ deficiency at September 30, 2010 was $96,734.

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

We cannot determine our financial requirements for the next twelve months.  Prior to completing an acquisition, our principal expenses for our normal operations are not significant, since our sole officer does not receive any compensation for her services.  We estimate that our ongoing expenses for rent, SEC filing obligations and consulting fees will be approximately $50,000, which will be advanced by our chief executive officer and will be reimbursed to her upon completion of an acquisition.  If we engage in any negotiations with respect to an acquisition, our principal expenses will be legal, accounting and due diligence expenses relating to the potential acquisition, and we cannot estimate those expenses at this time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Our management, consisting of ZHU Mingzi, our chief executive and financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

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

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive and chief financial officer. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

NEWTECH ENTERPRISE MANAGEMENT, INC.

Date: November 15, 2010	By:	/s/ ZHU Mingzi
ZHU Mingzi
Chief Executive Officer and Chief Financial Officer