Form 10-K/A
period 2010-06-30
NewTech Enterprise Management, Inc.
filed 2010-12-20
CIK 1472486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

NEWTECH ENTERPRISE MANAGEMENT, INC.
FORM 10-K

i

EXPLANATORY NOTE

This annual  report on Form 10-K is being filed as amendment no. 1 to our Form 10-K annual report, which was filed with the Securities and Exchange Commission on September 28, 2010.  We are amending this annual report only to include the name of the independent registered public accounting firm and the signature of the firm on the report.  Currently dated Exhibits 31.1 and 32.1 are included in this filing.

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

NEWTECH ENTERPRISE MANAGEMENT, INC.

Date: December 17 , 2010	By:	/s/ ZHU Mingzi
ZHU Mingzi, Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ ZHU Mingzi	Chief Executive and Financial Officer	December 17, 2010
ZHU Mingzi	and Director (Principal Executive,
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

/s/ Patrizio & Zhao, LLC
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